Form 10-Q
period 1995-09-30
EDMARK CORP
filed 1995-11-08
CIK 777249

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For The Quarter Ended September 30, 1995

                                       or

        [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           __________________________

                         Commission file number 0-19339


                               EDMARK CORPORATION
             (Exact name of Registrant as specified in its charter)



                    Washington                                                            91-0858263
           (State of Incorporation)                                           (I.R.S. Employer Identification No.)



      6727 185th Ave. N.E., Redmond, WA                                                     98052
   (Address of Principal Executive Offices)                                              (Zip Code)


                                (206) 556-8400
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes __X___     No_____

As of October 19, 1995 there were 6,584,834 shares outstanding of the Registrant's Common Stock, no par value.

                   Page 1 of 12 sequentially numbered pages.

                               EDMARK CORPORATION

                                   FORM 10-Q

                                     INDEX

                                                                                                 Page
                                                                                                Number
                                                                                                ------
PART 1 - FINANCIAL INFORMATION

Item 1.      Financial Statements

             Condensed Balance Sheets - September 30, 1995
             (unaudited) and June 30, 1995                                                        3-4

             Condensed Statements of Operations (unaudited) -
             Three Months Ended September 30, 1995 and 1994                                         5

             Condensed Statements of Cash Flows (unaudited) -
             Three Months Ended September 30, 1995 and 1994                                         6

             Notes to Condensed Financial Statements                                                7

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                                 8-10

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings                                                                     11

Item 2.      Changes in Securities                                                                 11

Item 3.      Defaults Upon Senior Securities                                                       11

Item 4.      Submission of Matters to a Vote of Security Holders                                   11

Item 5.      Other Information                                                                     11

Item 6.      Exhibits and Reports on Form 8-K                                                      11


SIGNATURES                                                                                         12

                         PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements


                               EDMARK CORPORATION

                            Condensed Balance Sheets


                                                                          September 30,                June 30,
                                            Assets                            1995                       1995
                                            ------                        -------------               ----------
                                                                          (unaudited)
Current Assets:
    Cash and short-term investments                                        $30,002,227                8,204,275
    Trade accounts receivable, net                                           4,775,207                3,570,732
    Inventories                                                              2,169,395                1,685,757
    Refundable Federal income taxes                                             59,677                   59,677
    Deferred Federal income taxes                                              558,985                  629,601
    Prepaid expenses and other
      current assets                                                           240,110                  308,407
                                                                           -----------               ----------
         Total current assets                                               37,805,601               14,458,449
                                                                           -----------               ----------

Equipment and leasehold improvements, at cost                                4,176,431                3,620,715
    Less accumulated depreciation
      and amortization                                                      (1,609,800)              (1,388,720)
                                                                           -----------               ----------
         Net equipment and
            leasehold improvements                                           2,566,631                2,231,995
                                                                           -----------               ----------
                                                                           $40,372,232               16,690,444
                                                                           ===========               ==========




See accompanying notes to condensed financial statements.

                               EDMARK CORPORATION


                            Condensed Balance Sheets
                                  (Continued)




                                                                    September 30,                June 30,
                                                                         1995                      1995
                                                                    -------------               ----------
                                                                     (unaudited)
Liabilities and Stockholders' Equity
------------------------------------

Current  Liabilities:
    Trade accounts payable                                           $ 1,078,675                   916,165
    Accrued liabilities                                                1,550,369                 1,460,465
    Deferred revenue                                                     661,336                   626,581
                                                                     -----------                ----------
         Total current liabilities                                     3,290,380                 3,003,211
                                                                     -----------                ----------

Stockholders' Equity:
    Common stock, no par value                                        36,115,162                12,962,182
    Retained earnings                                                    966,690                   725,051
                                                                     -----------                ----------
         Total stockholders' equity                                   37,081,852                13,687,233
                                                                     -----------                ----------
                                                                     $40,372,232                16,690,444
                                                                     ===========                ==========




See accompanying notes to condensed financial statements.

                               EDMARK CORPORATION

                       Condensed Statements of Operations
                                  (unaudited)



                                                                               Three months ended
                                                                                  September 30,
                                                                       -------------------------------------
                                                                          1995                       1994
                                                                       ----------                  ---------
Net revenues                                                           $6,931,826                  4,136,863

Cost of sales                                                           1,665,701                  1,273,491
                                                                       ----------                  ---------

         Gross profit                                                   5,266,125                  2,863,372
                                                                       ----------                  ---------

Operating expenses:
    Sales and marketing                                                 2,481,407                  1,634,077
    General and administrative                                            630,376                    474,423
    Research and development                                            2,040,276                    988,794
                                                                       ----------                  ---------

         Total operating expenses                                       5,152,059                  3,097,294
                                                                       ----------                  ---------

         Operating income (loss)                                          114,066                   (233,922)

Interest income                                                           208,839                     79,854
                                                                       ----------                  ---------

         Earnings (loss) before income taxes                              322,905                   (154,068)


Income taxes                                                               81,266                          0
                                                                       ----------                  ---------

         Net earnings (loss)                                           $  241,639                   (154,068)
                                                                       ==========                  =========

Net earnings (loss) per share                                                $.03                      $(.03)
                                                                             ====                      =====

Weighted average number of shares
  outstanding                                                           7,203,997                  5,395,351
                                                                       ==========                  =========



See accompanying notes to condensed financial statements.

                               EDMARK CORPORATION

                       Condensed Statements of Cash Flows
                                  (unaudited)



                                                                                 Three Months Ended
                                                                                    September 30,
                                                                         --------------------------------
                                                                            1995                  1994
                                                                         -----------            ---------
Net cash used in operating activities                                    $  (799,312)             (53,015)
                                                                         -----------            ---------

Cash flows from investing activities:
    Decrease in short-term investments                                     3,419,565              441,237
    Purchase of equipment and leasehold improvements                        (555,716)            (221,672)
                                                                         -----------            ---------

                 Net cash provided by
                   investing activities                                    2,863,849              219,565
                                                                         -----------            ---------

Cash flows from financing activities -
    proceeds from sale of common stock and
    exercise of stock options and stock warrants                          23,152,980              189,563
                                                                         -----------            ---------

                 Net increase (decrease) in cash and
                   cash equivalents                                       25,217,517              356,113

Cash and cash equivalents at beginning of period                           4,028,632              477,694
                                                                         -----------            ---------

Cash and cash equivalents at end of period                                29,246,149              833,807

Short-term investments                                                       756,078            6,517,396
                                                                         -----------            ---------

    Cash and short-term investments at end of period                     $30,002,227            7,351,203
                                                                         ===========            =========





See accompanying notes to condensed financial statements.

                               EDMARK CORPORATION

                    Notes to Condensed Financial Statements


(1)      BASIS OF PRESENTATION

         The unaudited condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1995 Annual Report to Shareholders.

         The information furnished reflects, in the opinion of management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented.

(2)      RECLASSIFICATIONS

         Certain reclassifications have been made in the fiscal year 1995 financial statements in order for them to conform to the fiscal year 1996 presentation.

(3)      INVENTORIES

         Inventories consist of the following:

                                                            September 30,          June 30,
                                                                 1995                1995
                                                            -------------          --------
                                                             (unaudited)
             Work in Process                                  $1,415,349             976,722
             Finished Goods                                      754,046             709,035
                                                              ----------           ---------
                                                              $2,169,395           1,685,757
                                                              ==========           =========

(4)      EARNINGS (LOSS) PER SHARE

         Per share information is based on the weighted average number of common shares and common share equivalents outstanding during each period presented. When dilutive, common stock equivalents are calculated using the treasury stock method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company has been developing and publishing educational materials for children since its inception in 1970. The Company entered the consumer multimedia educational software market during fiscal 1993, with the release of its first two titles during the 1992 holiday season. As of September 30, 1995, the Company had published ten multimedia educational software titles. During the quarter, the Company released Trudy's Time and Place House, the fourth title in the award winning Early Learning House Series, and also released Windows 95 versions of six existing titles. The Company expects to release the fourth title in the Imagination Express Destination Series, Destination: Ocean, the third title in the Thinkin' Things Series, Thinkin' Things Collection 3, the first title in a new Strategy Games Series, Strategy Games of the World, and a Macintosh version of KidDesk Family Edition, all in time for the upcoming 1995 holiday season. All of the Company's multimedia titles are available for both Windows and Macintosh computers on CD-ROM.

RESULTS OF OPERATIONS

Net Revenues
Net revenue was comprised of the following ($000's):

                                                                  Three Months Ended
                                                                     September 30,
                                                             ---------------------------------
                                                             1995          1994         Change
                                                             ----          ----         ------
         Multimedia educational software products:
                 Consumer channel                          $3,801         1,507           152%
                 Education channel                            795           535            48%
                                                           ------         -----
                    Subtotal                                4,596         2,042           125%
         Special education products                         1,772         2,095           (15%)
         Other                                                564             0            nm
                                                           ------         -----
                    Total                                  $6,932         4,137            68%
                                                           ======         =====

Net revenues were $6,932,000 in the quarter ended September 30, 1995, an increase of 68% from $4,137,000 in the year ago quarter.

Sales of multimedia educational software products in the consumer channel were $3,801,000 in the quarter ended September 30, 1995, an increase of 152% from $1,507,000 in the year ago quarter. The significant increase in consumer channel sales when compared to the year ago quarter is due primarily to increased product available for sale coupled with broader retail shelf space presence. At the time of product shipment, the Company establishes allowances for stock balancing, including stock balancing related to the transition to Windows 95 as well as the transition from floppy disk to CD-ROM product, price protection and returns of defective, shelf-worn and damaged products, and for estimated potential future returns of products. Actual product returns during the current quarter amounted to $464,000, and the Company's allowance for sales returns at September 30, 1995, was $1,398,000.

Sales of multimedia educational software products in the education channel were $795,000 in the quarter ended September 30, 1995, an increase of 48% from $535,000 in the year ago quarter. This increase is due primarily to increased product available for sale.

Sales of special educational software products were $1,772,000 in the quarter ended September 30, 1995, a decline of 15% from $2,095,000 in the year ago quarter, reflecting the Company's strategic emphasis on its multimedia software products.

The Company also recognized $564,000 of research and development co-funding revenue during the quarter related to the previously announced strategic alliance with Harcourt Brace School Publishers.

Cost of Revenues

Cost of revenues was $1,666,000 in the quarter ended September 30, 1995, an increase of 31% from $1,273,000 in the year ago quarter, but decreased as a percentage of net revenues to 24% in 1995 from 31% in 1994. Excluding revenues under the Harcourt Agreement, cost of revenues was 26% in 1995. The decrease as a percentage of net revenues was primarily due to the relative mix of revenue shifting to products with higher gross profit margins. Costs associated with revenue recognized under the strategic alliance with Harcourt are included with research and development expense.

Operating Expenses

Sales and marketing expenses were $2,481,000 in the quarter ended September 30, 1995, an increase of 52% from $1,634,000 in the year ago quarter, but decreased as a percentage of net revenues to 36% in 1995 from 40% in 1994. The expense increase is primarily due to increased costs associated with increased sales of the Company's line of multimedia educational software products. However, these costs increased at a rate less than the increase in sales due to greater economies of scale.

General and administrative expenses were $630,000 in the quarter ended September 30, 1995, an increase of 33% from $474,000 in the year ago quarter, but decreased as a percentage of net revenues to 9% in 1995 from 11% in 1994. The expense increase is primarily due to higher salaries and costs associated with the Company's expanded operations. However, these costs increased at a rate less than the increase in sales due to greater economies of scale.

Research and development expenses were $2,040,000 in the quarter ended September 30, 1995, an increase of 106% from $989,000 in the year ago quarter, and increased as a percentage of net revenues to 29% in 1995 from 24% in 1994. The increase in research and development expenses was primarily attributable to costs associated with continued expansion of the Company's line of multimedia educational software products. Salaries and related costs represent a substantial portion of this expense increase.

Income Taxes

Income tax expense in the quarter ended September 30, 1995, amounted to $81,000, or 25% of pretax income. The Company's effective tax rate differed from the statutory rate due to valuation allowances on deferred tax assets and tax exempt interest income.


LIQUIDITY AND CAPITAL RESOURCES

On August 9, 1995, the Company consummated a public offering of 1,121,250 shares of Common Stock, of which 638,873 shares were sold by the Company, which raised net proceeds of approximately $22.5 million. As of September 30, 1995, the Company had cash and short-term investments of $30.0 million and working capital of $34.5 million.

The Company uses its working capital to finance ongoing operations, fund the development and introduction of new products and acquire capital equipment. During the current quarter, the Company's operating activities used cash of $799,000 to support working capital requirements related to higher sales volume, and the Company invested $556,000 in equipment and leasehold improvements.

The Company expects that cash flows from operations and existing cash and short-term investments will be adequate to meet the Company's cash requirements for the remainder of fiscal year 1996. The Company's cash and short-term investments may decline during fiscal year 1996 for several reasons, including higher planned levels of product development activities compared to fiscal year 1995 and greater working capital requirements associated with higher planned sales levels.

                          PART II - OTHER INFORMATION



Item 1 - Legal Proceedings

         Not Applicable

Item 2 - Changes in Securities

         Not Applicable

Item 3 - Defaults Upon Senior Securities

         Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5 - Other Information

         a) On July 14, 1995, the Company's Board of Directors approved a three-for-two stock split effected in the form of a 50% share dividend to shareholders of record as of July 27, 1995 and paid on August 3, 1995.

         b) On August 9, 1995, the Company consummated a public offering of 1,121,250 shares of its Common Stock at $37.75 per share, of which 638,873 were sold by the Company and 482,377 by a group of selling shareholders. Net proceeds of approximately $22.5 million were received by the Company from the sale.

Item 6 - Exhibits and Reports on Form 8-K

         a)  Exhibits

                 Exhibit 27 - Financial Data Schedule.

         b)  Reports on Form 8-K:

                 There were no reports on Form 8-K filed during the first quarter ended September 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Edmark Corporation
                                  (Registrant)

Date

October 19, 1995               /s/ Sally G. Narodick
                               -----------------------------------------------
                               Sally G. Narodick
                               Chairman and Chief Executive Officer




October 19, 1995               /s/Paul Bialek
                               -----------------------------------------------
                               Paul N. Bialek
                               Vice President - Finance and Administration and
                               Chief Financial Officer
                               (Principal Accounting and Financial Officer)