Form 10-Q
period 1995-12-31
EDMARK CORP
filed 1996-02-02
CIK 777249

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

        /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For The Quarter Ended December 31, 1995

                                       or

        / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                           --------------------------

                         Commission file number 0-19339


                               EDMARK CORPORATION
             (Exact name of Registrant as specified in its charter)

         Washington                                    91-0858263
-----------------------------             ----------------------------------
  (State of Incorporation)               (I.R.S. Employer Identification No.)



   6727 185th Ave. N.E., Redmond, WA                    98052
----------------------------------------  ----------------------------------
(Address of Principal Executive Offices)              (Zip Code)


                                 (206) 556-8400
               --------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X    No
                                   -----     -----

As of January 22, 1996 there were 6,599,975 shares outstanding of the Registrant's Common Stock, no par value.

                   Page 1 of 15 sequentially numbered pages.

                               EDMARK CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                                Page
                                                                               Number
                                                                               ------
PART 1 - FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Balance Sheets - December 31, 1995
              (unaudited) and June 30, 1995                                     3-4

              Condensed Statements of Earnings (unaudited) -
              Three and Six Months Ended December 31, 1995 and 1994               5

              Condensed Statements of Cash Flows (unaudited) -
              Six Months Ended December 31, 1995 and 1994                         6

              Notes to Condensed Financial Statements                             7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                              8-11

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings                                                  12

Item 2.       Changes in Securities                                              12

Item 3.       Defaults Upon Senior Securities                                    13

Item 4.       Submission of Matters to a Vote of Security Holders             13-14

Item 5.       Other Information                                                  14

Item 6.       Exhibits and Reports on Form 8-K                                   14


SIGNATURES                                                                       15

                         PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements


                               EDMARK CORPORATION

                            Condensed Balance Sheets

                                                          December 31,          June 30,
                             Assets                           1995                1995
                             ------                      -------------        ------------
                                                          (unaudited)
Current Assets:
     Cash and short-term investments                     $ 29,870,114            8,204,275
     Trade accounts receivable, net of allowances
       for doubtful accounts and sales returns of
       $2,544,634 at December 31, and $1,103,771
       at June 30                                           9,059,753            3,570,732
     Inventories                                            2,000,529            1,685,757
     Refundable Federal income taxes                                0               59,677
     Deferred Federal income taxes                          1,065,531              629,601
     Prepaid expenses and other
       current assets                                         404,742              308,407
                                                         ------------         ------------
                 Total current assets                      42,400,669           14,458,449
                                                         ------------         ------------

Equipment and leasehold improvements, at cost               4,532,769            3,620,715
     Less accumulated depreciation
       and amortization                                    (1,863,944)          (1,388,720)
                                                         ------------         ------------
                 Net equipment and
                    leasehold improvements                  2,668,825            2,231,995
                                                         ------------         ------------

                                                         $ 45,069,494           16,690,444
                                                         ============         ============


See accompanying notes to condensed financial statements.

                               EDMARK CORPORATION

                            Condensed Balance Sheets
                                   (Continued)

                                                  December 31,               June 30,
                                                     1995                      1995
                                                  ------------              -----------
                                                   (unaudited)
Liabilities and Stockholders' Equity

Current  Liabilities:
     Trade accounts payable                       $ 1,451,798                   916,165
     Accrued liabilities                            2,680,340                 1,460,465
     Federal income taxes payable                   1,314,426                         0
     Deferred revenue                                 104,807                   626,581
                                                  -----------               -----------
         Total current liabilities                  5,551,371                 3,003,211
                                                  -----------               -----------

Stockholders' Equity:
     Common stock, no par value                    36,144,043                12,962,182
     Retained earnings                              3,374,080                   725,051
                                                  -----------               -----------
         Total stockholders' equity                39,518,123                13,687,233
                                                  -----------               -----------

                                                  $45,069,494                16,690,444
                                                  ===========               ===========


See accompanying notes to condensed financial statements.

                               EDMARK CORPORATION

                        Condensed Statements of Earnings
                                   (unaudited)

                                                Three Months                          Six Months
                                             Ended December 31,                   Ended December 31,
                                        -----------------------------       ------------------------------
                                            1995              1994              1995              1994
                                        -----------       -----------       -----------       ------------
Net revenues                            $12,706,247         6,696,211        19,638,073        10,833,075

Cost of sales                             3,067,304         2,187,298         4,733,006         3,460,790
                                        -----------       -----------       -----------       -----------

         Gross profit                     9,638,943         4,508,913        14,905,067         7,372,285
                                        -----------       -----------       -----------       -----------

Operating expenses:
     Sales and marketing                  3,988,845         1,957,028         6,470,251         3,591,105
     General and administrative             722,576           527,960         1,352,952         1,002,383
     Research and development             1,897,343           975,525         3,937,618         1,964,319
                                        -----------       -----------       -----------       -----------
         Total operating expenses         6,608,764         3,460,513        11,760,821         6,557,807
                                        -----------       -----------       -----------       -----------

         Operating income                 3,030,179         1,048,400         3,144,246           814,478

Interest income                             296,698            83,798           505,536           163,652
                                        -----------       -----------       -----------       -----------

         Earnings before
            income taxes                  3,326,877         1,132,198         3,649,782           978,130

Income tax expense                          919,487            67,932         1,000,753            67,932
                                        -----------       -----------       -----------       -----------

         Net earnings                   $ 2,407,390         1,064,266         2,649,029           910,198
                                        ===========       ===========       ===========       ===========

Net earnings per share                  $      0.33              0.17              0.36              0.15
                                        ===========       ===========       ===========       ===========

Weighted average number
   of shares outstanding                  7,380,223         6,217,082         7,292,110         6,093,588
                                        ===========       ===========       ===========       ===========


See accompanying notes to condensed financial statements.

                               EDMARK CORPORATION

                       Condensed Statements of Cash Flows
                                   (unaudited)

                                                                   Six Months Ended
                                                                      December 31,
                                                            --------------------------------
                                                                1995                1994
                                                            ------------        ------------

Net cash provided  (used) by operating activities           $   (603,967)            699,217
                                                            ------------        ------------

Cash flows from investing activities:
     Decrease in short-term investments                        2,620,211           2,195,455
     Purchase of equipment and leasehold improvements           (912,054)           (343,515)
                                                            ------------        ------------

                  Net cash provided by
                    investing activities                       1,708,157           1,851,940
                                                            ------------        ------------

Cash flows from financing activities - net
     proceeds from sale of common stock and
     exercise of stock options and stock warrants             23,181,860             194,063
                                                            ------------        ------------

                  Net increase in cash and
                    cash equivalents                          24,286,050           2,745,220

Cash and cash equivalents at beginning of period               4,028,632             477,694
                                                            ------------        ------------

Cash and cash equivalents at end of period                    28,314,682           3,222,914

Short-term investments                                         1,555,432           4,763,178
                                                            ------------        ------------

Cash and short-term investments at end of period            $ 29,870,114           7,986,092
                                                            ============        ============


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

(3)      INVENTORIES

         Inventories consist of the following:

                                          December 31,               June 30,
                                              1995                     1995
                                        ---------------            ------------
                                          (unaudited)
              Work in Process           $     1,322,504                 976,722
              Finished Goods                    678,025                 709,035
                                        ---------------            ------------
                                        $     2,000,529               1,685,757
                                        ===============            ============

(4)      EARNINGS PER SHARE

         Per share information is based on the weighted average number of common shares and common share equivalents outstanding during each period presented. When dilutive, common stock equivalents are calculated using the treasury stock method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in Edmark Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 1995. This analysis has been prepared pursuant to the applicable rules and regulations of the Securities and Exchange Commission and is not intended to serve as a basis for projections of future events.

The Company's business is highly seasonal. Generally, sales of products in the consumer channel are highest during the holiday quarter, the Company's second fiscal quarter, and weakest during the Company's third fiscal quarter, while sales of products in the education channel tend to be higher during the Company's first and fourth fiscal quarters.

The Company's quarterly operating results also fluctuate or may fluctuate as a result of the number, amount and timing of new product introductions, product shipments, acceptance by customers of new products, product mix, product returns, promotional programs, marketing expenditures and product development expenditures. Net revenues in any quarter are principally dependent on orders booked and shipped in that quarter. A significant portion of the Company's operating expense is relatively fixed, and planned expenditures in any given quarter are based on sales forecasts. Accordingly, if net revenues do not meet the Company's expectations in any given quarter, operating results could be adversely affected. In addition, if planned product introductions are delayed beyond the peak selling seasons, the Company's operating results could be adversely affected. There can be no assurance that the recent year-to-year and quarter-to-quarter revenue growth rates realized will be sustained. Any significant shortfall in net revenues from levels expected by securities analysts or shareholders could result in substantial volatility in the trading price of the Company's common stock.

GENERAL

The Company has been developing and publishing educational materials for children since its inception in 1970. The Company entered the consumer multimedia educational software market during fiscal 1993, with the release of its first two titles during the 1992 holiday season. As of December 31, 1995, the Company had published 13 multimedia educational software titles. During the quarter, the Company released the fourth title in the Imagination Express Destination Series, Destination: Ocean, the third title in the Thinkin' Things Series, Thinkin' Things Collection 3, the first title in a new Strategy Games Series, Strategy Games of the World, and a Macintosh version of KidDesk Family Edition. All of the Company's multimedia titles are available for both Windows and Macintosh computers on CD-ROM. At December 31, 1995, nine of the Company's PC based multimedia software titles were designed for Windows 95. The Company's Windows 95 products are backward compatible with Windows 3.1.

RESULTS OF OPERATIONS

Net Revenues
Net revenues were comprised of the following ($000s):

                                             Three Months Ended                    Six Months Ended
                                                 December 31,                         December 31,
                                                 ------------                         ------------
                                            1995    1994    Change              1995      1994     Change
                                          -------  -------  ------            -------    ------    ------
     Multimedia software products:
         Consumer channel                 $ 9,650    4,577  111%              $13,451     6,084     121%
         Education channel                  1,005      601   67%                1,800     1,136      58%
                                          -------  -------                    -------    ------
              Subtotal                     10,655    5,178  106%               15,251     7,220     111%
     Special education products             1,513    1,518   --                 3,285     3,613      (9%)
     Other                                    538        0   --                 1,102         0      --
                                          -------  -------                    -------    ------
              Total                       $12,706    6,696   90%              $19,638    10,833      81%
                                          =======  =======                    =======    ======

The significant increase in consumer channel sales when compared to the comparable prior year periods is due primarily to an increase in the number of products available for sale coupled with broader retail distribution. At the time of product shipment, the Company establishes allowances for stock balancing, including stock balancing related to the transition to Windows 95 as well as the transition from floppy disk to CD-ROM product, price protection and returns of defective, shelf-worn and damaged products, and for estimated potential future returns of products. Actual product returns during the current quarter amounted to $497,000, and the Company's allowance for sales returns at December 31, 1995, was $2,473,000.

The increase in sales of multimedia software products in the education channel is due primarily to an increase in the number of products available and expanded distribution in the education market.

The Company expects sales of its special education products will decline over time, reflecting the Company's strategic emphasis on its multimedia software products.

The Company also recognized $538,000 of research and development co-funding revenue during the quarter related to the previously announced strategic alliance with Harcourt Brace School Publishers. For the six month period, these revenues were $1,102,000.

Cost of Revenues

Cost of revenues was $3,067,000 in the current quarter, an increase of 40% from $2,187,000 in the year ago quarter, but a decrease as a percentage of net revenues to 24% from 33%. For the six month period, cost of revenues was $4,733,000, an increase of 37% from $3,461,000 in the prior year period, but a decrease as a percentage of net revenues to 24% from 32%. The decrease as a percentage of net revenues was primarily due to the relative mix of revenue shifting to products with higher gross profit margins. Excluding revenues under the Harcourt Agreement, cost of revenues was 25% in the current quarter and 26% for the six month period. Costs associated with revenue recognized under the strategic alliance with Harcourt are included with research and development expense.

Operating Expenses

Sales and marketing expenses were $3,988,000 in the current quarter, an increase of 104% from $1,957,000 in the year ago quarter, and increased as a percentage of net revenues to 31% from 29%. For the six month period, sales and marketing expenses were $6,470,000, up 80% from $3,591,000 in the prior year period, but were unchanged as a percentage of net revenues at 33%. The expense increase was primarily due to increased costs associated with increased sales of the Company's line of multimedia educational software products.

General and administrative expenses were $723,000 in the current quarter, an increase of 37% from $528,000 in the year ago quarter, but a decrease as a percentage of net revenues to 6% from 8%. For the six month period, general and administrative expenses were $1,353,000, up 35% from $1,002,000 in the prior year period, but a decrease as a percentage of net revenues to 7% from 9%. The expense increase was primarily due to higher salaries and costs associated with the Company's expanded operations. However, these costs increased at a rate less than the increase in net revenues due to greater economies of scale.

Research and development expenses were $1,897,000 in the current quarter, an increase of 94% from $976,000 in the year ago quarter, but were unchanged as a percentage of net revenues at 15%. For the six month period, research and development expenses were $3,938,000, up 100% from $1,964,000 in the prior year period, and increased as a percentage of net revenues to 20% from 18%. The increase in research and development expenses was primarily attributable to costs associated with continued expansion of the Company's line of multimedia software products. Salaries and related costs represent a substantial portion of this expense increase.

Income Taxes

Income tax expense amounted to $919,000 in the quarter and $1,001,000 for the six month period. The Company's effective tax rate for both the quarter and six month period differed from the statutory rate due to reductions in valuation allowances on deferred tax assets and tax exempt interest income.

LIQUIDITY AND CAPITAL RESOURCES

On August 9, 1995, the Company consummated a public offering of 1,121,250 shares of Common Stock, of which 638,873 shares were sold by the Company, which raised net proceeds of approximately $22.5 million. As of December 31, 1995, the Company had cash and short-term investments of $29.9 million and working capital of $36.8 million.

The Company uses its working capital to finance ongoing operations, to fund the development and introduction of new products and to acquire capital equipment. During the six month period ended December 31, 1995, the Company's operating activities used cash of $604,000 to support working capital requirements related to higher sales volume, and the Company invested $912,000 in equipment and leasehold improvements.

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

                           PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

On December 5, 1995, a complaint was filed against the Company in the United States District Court for the District of Massachusetts by Power Industries, Inc. The complaint alleges that the Company's use of Imagination Express as a product name has infringed a trademark of Power Industries related to Power Industries' product, Imagination Station. The suit seeks preliminary and permanent injunctive relief as well as unspecified compensatory and statutory damages. The Company intends to vigorously defend the action, and management of the Company believes the lawsuit will not have a material adverse effect on the Company's financial position.


Item 2 - Changes in Securities

On November 29, 1995, the Company's Board of Directors adopted a Shareholders Rights Agreement (the "Rights Plan"). Pursuant to the Rights Plan, the Board declared a dividend of one right (the "Rights") for each share of Edmark Corporation common stock, no par value (the "Common Stock"), outstanding on December 15, 1995 (the "Record Date"). Each share of Common Stock issued after the Record Date will be issued with an attached Right. The Rights will not immediately be exercisable and detachable from the Common Stock. The Rights will become exercisable and detachable only following the acquisition by a person or a group of 20 percent or more of the outstanding Common Stock or following the announcement of a tender or exchange offer for 20 percent or more of the outstanding Common Stock.

The Rights will, if they become exercisable, permit the holders of the Rights to purchase a certain amount of Common Stock at 50 percent of its value. Where an acquiring company effects a merger or other control transaction with the Company, the Rights may also entitle the holder to acquire stock of the acquiring company at 50 percent of its value. If a person or group acquires 20 percent or more of the Common Stock (or announces a tender or exchange offer for 20 percent or more of the Common Stock), the acquiring person's or group's Rights become void. After the acquisition by a person or a group of 20 percent or more of the outstanding Common Stock or following the announcement of a tender or exchange offer for 20 percent or more of the outstanding Common Stock, but before that person or group acquires 50 percent or more of the outstanding Common Stock, the Board may exchange the Rights for one-half that number of securities that will be issuable at such time upon the exercise of the Right pursuant to the terms of the Rights Plan, and without payment of the Purchase Price. In certain circumstances, the Rights may be redeemed by the Company at a redemption price of $.001 per Right. If not earlier exchanged or redeemed, the Rights will expire on November 29, 2005.

This summary of the Rights Plan is qualified in its entirety by the Rights Plan, which is filed as Exhibit 4.2 to this report.

Item 3 - Defaults Upon Senior Securities

         Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders

The Company's annual meeting of shareholders was held on October 19, 1995. Out of the Company's 6,584,334 shares of common stock entitled to vote at the meeting, 5,936,716 were represented, either in person or by proxy.

Proposal Number 1 - Election of Directors

               NOMINEE                                         FOR                         WITHHELD
               -------                                         ---                         --------
         Frances M. Conley                                  5,929,972                        6,744
         Allan Epstein                                      5,865,895                        7,344
         Harvey N. Gillis                                   5,930,077                        6,639
         Allen D. Glenn                                     5,930,572                        6,144
         Douglas J. Mackenzie                               5,929,172                        6,494
         Timothy Mott                                       5,930,222                        6,494
         Sally G. Narodick                                  5,930,572                        6,144
         W. Hunter Simpson                                  5,929,258                        7,458
         Richard S. Thorp                                   5,928,229                        8,487

Proposal Number 2 - Amendment of the Company's Stock Option Plan to increase the number of shares available under the Plan from 1,575,000 shares to 1,950,000 shares and to expand the group of employees eligible for awards under the Option Plan.

                                                         Votes
                                                         -----
         For                                          4,034,101
         Against                                        808,756
         Abstain                                         15,891

         Total Broker Non Votes                       1,077,968

Proposal Number 3 - Approval of the 1995 Non-Employee Directors' Stock Option Plan.

                                                         Votes
                                                         -----
         For                                          4,295,150
         Against                                        565,201
         Abstain                                         25,715

         Total Broker Non Votes                       1,050,650

Proposal Number 4 - Amendment of the Articles of Incorporation to increase the number of shares of common stock, no par value, the Company is authorized to issue from 10,000,000 to 30,000,000.

                                                         Votes
                                                         -----
         For                                          5,256,134
         Against                                        635,646
         Abstain                                         24,555

         Total Broker Non Votes                          20,381

Proposal Number 5 - Ratification of Appointment of Auditors

                                                        Votes
                                                        -----
         For                                          5,926,235
         Against                                          2,988
         Abstain                                          7,493


Item 5 - Other Information

         Not Applicable

Item 6 - Exhibits and Reports on Form 8-K

         a)     Exhibits

                      Exhibit
                      Number                               Description
                      -------                              -----------
                        3.1            Articles of Incorporation (as amended October 23, 1995)

                        3.2            Bylaws (as amended November 29, 1995)

                        4.2            Shareholder Rights Agreement dated November 29, 1995

                        27             Financial Data Schedule


         b)     Reports on Form 8-K

                      There were no reports on Form 8-K filed during the second quarter ended December 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Edmark Corporation

                                  (Registrant)

Date

January 25, 1996               /S/ Sally G. Narodick
                               ------------------------------------------------
                               Sally G. Narodick
                               Chairman and Chief Executive Officer





January 25, 1996               /S/ Paul Bialek
                               ------------------------------------------------
                               Paul N. Bialek
                               Vice President - Finance and Administration and
                               Chief Financial Officer
                               (Principal Accounting and Financial Officer)