Form 10-Q
period 1996-03-31
EDMARK CORP
filed 1996-05-15
CIK 777249

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For The Quarter Ended March 31, 1996

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

                               Yes  X   No
                                   ---     ---

As of May 2, 1996 there were 6,619,832 shares outstanding of the Registrant's Common Stock, no par value.

                    Page 1 of 14 sequentially numbered pages.

                               EDMARK CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                       Page
                                                                       Number

PART 1 - FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Balance Sheets - March 31, 1996

              (unaudited) and June 30, 1995                             3-4

              Condensed Statements of Operations (unaudited) -

              Three and Nine Months Ended March 31, 1996 and 1995         5

              Condensed Statements of Cash Flows (unaudited) -

              Nine Months Ended March 31, 1996 and 1995                   6

              Notes to Condensed Financial Statements                     7

Item 2.       Management's Discussion and Analysis of Financial

              Condition and Results of Operations                      8-11

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings                                          12

Item 2.       Changes in Securities                                      12

Item 3.       Defaults Upon Senior Securities                            12

Item 4.       Submission of Matters to a Vote of Security Holders        12

Item 5.       Other Information                                          12

Item 6.       Exhibits and Reports on Form 8-K                           12

SIGNATURES                                                               13

EXHIBIT                                                                  14

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                               EDMARK CORPORATION

                            Condensed Balance Sheets

                                                      March 31,       June 30,
                             Assets                     1996            1995
                             ------                     ----            ----

                                                     (unaudited)

Current Assets:
     Cash and short-term investments                $ 29,927,735      8,204,275
     Trade accounts receivable, net of allowances
       for doubtful accounts and sales returns of
       $1,891,680 at March 31, and $1,103,771
       at June 30                                      6,503,514      3,570,732
     Inventories                                       1,959,197      1,685,757
     Refundable Federal income taxes                           0         59,677
     Deferred Federal income taxes                     1,035,531        629,601
     Prepaid expenses and other
       current assets                                    747,986        308,407
                                                    ------------    -----------
                 Total current assets                 40,173,963     14,458,449
                                                    ------------    -----------

Equipment and leasehold improvements, at cost          4,801,494      3,620,715
     Less accumulated depreciation
       and amortization                               (2,140,409)    (1,388,720)
                                                    ------------    -----------
                 Net equipment and
                    leasehold improvements             2,661,085      2,231,995

Long-term investments                                  1,348,682           --
                                                    ------------    -----------
                                                    $ 44,183,730     16,690,444
                                                    ============    ===========




See accompanying notes to condensed financial statements.

                               EDMARK CORPORATION

                            Condensed Balance Sheets
                                   (Continued)

                                           March 31,     June 30,
                                             1996          1995
                                             ----          ----

                                          (unaudited)

Liabilities and Shareholders' Equity

Current  Liabilities:
     Trade accounts payable              $ 1,305,804        916,165
     Accrued liabilities                   2,192,822      1,460,465
     Federal income taxes payable          1,146,370              0
     Deferred revenue                        104,807        626,581
                                         -----------     ----------
         Total current liabilities         4,749,803      3,003,211
                                         -----------     ----------

Shareholders' Equity:
     Common stock, no par value           36,199,464     12,962,182
     Retained earnings                     3,234,463        725,051
                                         -----------     ----------
         Total shareholders' equity       39,433,927     13,687,233
                                         -----------     ----------

                                         $44,183,730     16,690,444
                                         ===========     ==========










See accompanying notes to condensed financial statements.

                               EDMARK CORPORATION

                       Condensed Statements of Operations
                                   (unaudited)

                                            Three Months                     Nine Months
                                           Ended March 31,                 Ended March 31,
                                      --------------------------     -------------------------
                                         1996            1995           1996           1995
                                      -----------      ---------     ----------     ----------


Net revenues                          $ 6,109,706      5,563,075     25,747,779     16,396,150

Cost of sales                           1,305,142      1,446,661      6,038,147      4,907,450
                                      -----------      ---------     ----------     ----------
         Gross profit                   4,804,564      4,116,414     19,709,632     11,488,700
                                      -----------      ---------     ----------     ----------

Operating expenses:
     Sales and marketing                2,612,995      1,663,288      9,083,246      5,254,393
     General and administrative           737,074        523,486      2,090,027      1,525,869
     Research and development           2,001,060      1,139,040      5,938,678      3,103,359
                                      -----------      ---------     ----------     ----------
         Total operating expenses       5,351,129      3,325,814     17,111,951      9,883,621
                                      -----------      ---------     ----------     ----------

         Operating income (loss)         (546,565)       790,600      2,597,681      1,605,079

Interest income                           268,892        116,001        774,428        279,653
                                      -----------      ---------     ----------     ----------

         Earnings (loss) before
            income taxes                 (277,673)       906,601      3,372,109      1,884,732

Income tax expense (benefit)             (138,056)        62,705        862,697        130,637
                                                       ---------     ----------     ----------

         Net earnings (loss)          $  (139,617)       843,896      2,509,412      1,754,095
                                      ===========      =========     ==========     ==========

Net earnings (loss) per share         $     (0.02)          0.13           0.34           0.28
                                      ===========      =========     ==========     ==========

Weighted average number
   of shares outstanding                6,613,300      6,471,539      7,299,304      6,219,572
                                      ===========      =========     ==========     ==========




See accompanying notes to condensed financial statements.

                               EDMARK CORPORATION

                       Condensed Statements of Cash Flows
                                   (unaudited)

                                                                Nine Months Ended
                                                                    March 31,
                                                          ----------------------------
                                                              1996              1995
                                                          ------------      ----------

Net cash provided by (used in) operating activities       $  1,015,639        (432,818)
                                                          ------------      ----------

Cash flows from investing activities:
     Decrease (increase) in short term investments          (3,461,911)      1,952,744
     Purchase of equipment and leasehold improvements       (1,180,779)       (523,203)
                                                          ------------      ----------

                  Net cash provided by (used in)
                    investing activities                    (4,642,690)      1,429,541
                                                          ------------      ----------

Cash flows from financing activities - net
     proceeds from sale of common stock and
     exercise of stock options and stock warrants           23,237,282         280,031
                                                          ------------      ----------

                  Net increase in cash and
                    cash equivalents                        19,610,231       1,276,754

Cash and cash equivalents at beginning of period             4,028,632         477,694
                                                          ------------      ----------

Cash and cash equivalents at end of period                  23,638,863       1,754,448

Short-term investments                                       6,288,872       5,005,889
                                                          ------------      ----------

     Cash and short-term investments at end of period     $ 29,927,735       6,760,337
                                                          ============      ==========





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

(3)      INVENTORIES

         Inventories consist of the following:

                                                 March 31,      June 30,
                                                   1996           1995
                                                ----------     ---------
                                                (unaudited)

                            Work in Process     $1,157,484       976,722
                            Finished Goods         801,713       709,035
                                                ----------     ---------
                                                $1,959,197     1,685,757
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following information should be read in conjunction with the financial statements and the notes thereto and in conjunction with Mangement's Discussion and Analysis of Financial Condition and Results of Operations in Edmark Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 1995. This analysis has been prepared pursuant to the applicable rules and regulations of the Securities and Exchange Commission and is not intended to serve as a basis for projections of future events. The following contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results anticipated by those forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part I of the Edmark Corporation Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

The Company's business is highly seasonal. Generally, sales of products in the consumer channel are highest during the holiday quarter, the Company's second fiscal quarter, and weakest during the Company's third fiscal quarter, while sales of products in the education channel tend to be higher during the Company's first and fourth fiscal quarters.

The Company's quarterly operating results also fluctuate or may fluctuate as a result of the number, amount and timing of new product introductions, product shipments, acceptance by customers of new products, product mix, product returns, promotional programs, marketing expenditures and product development expenditures. Net revenues in any quarter are principally dependent on orders booked and shipped in that quarter. A significant portion of the Company's operating expense is relatively fixed, and planned expenditures in any given quarter are based on sales forecasts. Accordingly, if net revenues do not meet the Company's expectations in any given quarter, operating results could be adversely affected. In addition, if planned product introductions are delayed beyond the peak selling seasons, the Company's operating results could be adversely affected. There can be no assurance that the recent year-to-year and quarter-to-quarter revenue growth rates will be sustained. Any significant shortfall in net revenues from levels expected by securities analysts or shareholders could result in substantial volatility in the trading price of the Company's common stock.

The Company has been developing and publishing educational materials for children since its inception in 1970. The Company entered the consumer multimedia educational software market during fiscal 1993, with the release of its first two titles during the 1992 holiday season. As of March 31, 1996, the Company had published 13 multimedia educational software titles. All of the Company's multimedia titles are available for both Windows and Macintosh computers on CD-ROM. At March 31, 1996, nine of the Company's PC-based multimedia software titles were designed for Windows 95. The Company's CD-ROM products are manufactured in both Windows and Macintosh versions, and products which are designed for Windows 95 are compatible with Windows 3.1.

RESULTS OF OPERATIONS

Net Revenues
Net revenues were comprised of the following ($000s):

                                               Three Months Ended              Nine Months Ended
                                                     March 31,                      March 31,
                                                     ---------                      ---------

                                            1996      1995     Change       1996       1995     Change
                                            ----      ----     ------       ----       ----     ------
         Multimedia software products:
            Consumer channel               $2,963     2,026      46%      $16,414      8,110      102%
            Education channel               1,365       931      47%        3,165      2,066       53%
                                           ------     -----               -------      -----
              Subtotal                      4,328     2,957      46%       19,579     10,176       92%
         Special education products         1,261     1,606     (22%)       4,546      5,220      (13%)
         Other                                521     1,000     (48%)       1,623      1,000       62%
                                           ------     -----               -------      -----
              Total                        $6,110     5,563      10%      $25,748     16,396       57%
                                           ======     =====               =======      =====

The increase in consumer channel sales when compared to the comparable prior year periods is due primarily to an increase in the number of products available for sale coupled with broader retail distribution. At the time of product shipment, the Company establishes allowances for stock balancing, including stock balancing related to the transition to Windows 95 product, price protection and returns of defective, shelf-worn and damaged products, and for estimated potential future returns of products. Actual product returns during the current quarter amounted to $1,109,000, and the Company's allowance for sales returns at March 31, 1996, was $1,813,000. A significant majority of the Company's consumer channel product sales are derived from CD-ROM product.

The increase in sales of multimedia software products in the education channel is due primarily to an increase in the number of products available and expanded distribution in the education market.

The Company expects sales of its special education products will continue to decline over time, reflecting the Company's strategic emphasis on its multimedia software products.

The Company also recognized $521,000 of research and development co-funding revenue during the quarter related to the previously announced strategic alliance with Harcourt Brace School Publishers. For the nine month period, these revenues were $1,623,000. There were no comparable co-funding revenues in the respective prior year periods. In the year ago quarter, the Company recognized $1.0 million of revenue related to the licensing of certain software technology to Harcourt, which substantially affects all of the following comparisons when stated as a percentage of net revenues. The Company has not, and does not expect to, receive any additional technology license fees under this agreement.

Cost of Revenues

Cost of revenues was $1,305,000 in the current quarter, a decrease of 10% from $1,447,000 in the year ago quarter, and decreased as a percentage of net revenues to 21% from 26%. For the nine month period, cost of revenues was $6,038,000, an increase of 23% from $4,907,000 in the prior year period, but a decrease as a percentage of net revenues to 23% from 30%. The decreases as a percentage of net revenues for both periods were primarily due to the relative mix of revenue shifting to products with higher gross profit margins. Excluding revenues under the Harcourt Agreement, cost of revenues as a percentage of net revenues was 23% in the current quarter and 25% for the nine month period, compared to 32% in each of the comparable prior year periods. Costs associated with revenue recognized under the strategic alliance with Harcourt are included with research and development expense.

Operating Expenses

Sales and marketing expenses were $2,613,000 in the current quarter, an increase of 57% from $1,663,000 in the year ago quarter, and increased as a percentage of net revenues to 43% from 30%. For the nine month period, sales and marketing expenses were $9,083,000, up 73% from $5,254,000 in the prior year period, and increased as a percentage of net revenues to 35% from 32%. The expense increases were primarily due to higher salaries and other costs associated with increased sales of the Company's line of multimedia educational software products.

General and administrative expenses were $737,000 in the current quarter, an increase of 41% from $523,000 in the year ago quarter, and increased as a percentage of net revenues to 12% from 9%. For the nine month period, general and administrative expenses were $2,090,000, up 37% from $1,526,000 in the prior year period, but a decrease as a percentage of net revenues to 8% from 9%. The expense increases were primarily due to higher salaries and other costs associated with the Company's expanded operations.

Research and development expenses were $2,001,000 in the current quarter, an increase of 76% from $1,139,000 in the year ago quarter, and increased as a percentage of net revenues to 33% from 20%. For the nine month period, research and development expenses were $5,939,000, up 91% from $3,103,000 in the prior year period, and increased as a percentage of net revenues to 23% from 19%. The increase in research and development expenses was primarily attributable to costs associated with continued expansion of the Company's line of multimedia software products. Salaries and related costs represent a substantial portion of this expense increase.

Income Taxes

Income taxes amounted to a benefit of $138,000 in the quarter and an expense of $863,000 for the nine month period. The Company's effective tax rate for both the quarter and nine month period differed from the statutory rate due to reductions in valuation allowances on deferred tax assets and tax exempt interest income.

LIQUIDITY AND CAPITAL RESOURCES

On August 9, 1995, the Company consummated a public offering of 1,121,250 shares of Common Stock, of which 638,873 shares were sold by the Company, which raised net proceeds of approximately $22.5 million. As of March 31, 1996, the Company had cash and short-term investments of $29.9 million and working capital of $35.4 million.

The Company uses its working capital to finance ongoing operations, to fund the development and introduction of new products and to acquire capital equipment. During the nine month period ended March 31, 1996, the Company's operating activities provided cash of $1.0 million, and the Company invested $1.2 million in equipment and leasehold improvements.

The Company expects that cash flows from operations and existing cash and short-term investments will be adequate to meet the Company's cash requirements for the next 12 months. The Company's cash and short-term investments may decline during that period for several reasons, including higher planned levels of product development activities and greater working capital requirements associated with higher planned sales levels.

                           PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

The Company remains a defendant in Power Industries, Inc. v. Edmark Corporation, U.S. District Court for the district of Massachusetts, which was originally described in Part II - Item 1 of the Company's Form 10-Q for the quarter ended December 31, 1995.

Item 2 - Changes in Securities

         Not Applicable

Item 3 - Defaults Upon Senior Securities

         Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5 - Other Information

         Not Applicable

Item 6 - Exhibits and Reports on Form 8-K

         a)     Exhibits

                          Exhibit
                          Number                              Description

                            27                        Financial Data Schedule

         b)     Reports on Form 8-K

                      There were no reports on Form 8-K filed during the third quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Edmark Corporation

                                                   (Registrant)

Date

May 2, 1996                      /s/Sally G. Narodick
                                 ------------------------------------
                                 Sally G. Narodick
                                 Chairman and Chief Executive Officer

May 2, 1996                      /s/Paul Bialek
                                 ------------------------------------
                                 Paul N. Bialek
                                 Vice President - Finance and Administration and
                                 Chief Financial Officer
                                 (Principal Accounting and Financial Officer)