Form 10-K
period 1996-06-30
EDMARK CORP
filed 1996-08-30
CIK 777249

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


         For the fiscal year ended               Commission file number
               June 30, 1996                             0-19339


                               EDMARK CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

               WASHINGTON                                91-0858263
- ----------------------------------------    ------------------------------------
        (State of Incorporation)            (I.R.S. Employer Identification No.)


   6727 185TH AVENUE N.E., REDMOND, WA                      98052
- ----------------------------------------    ------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

       Registrant's telephone number, including area code: (206) 556-8400

                              --------------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                      COMMON STOCK, NO PAR VALUE PER SHARE

                              --------------------

Indicate by check mark whether the Registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value as of August 15, 1996 of the voting stock held by nonaffiliates of the Registrant was approximately $78,063,652. As of such date, there were 6,626,672 shares outstanding of the Registrant's Common Stock, no par value per share.

                                     PART I
ITEM 1. BUSINESS

OVERVIEW

Edmark is a leading developer and publisher of multimedia educational software and other educational products for the home and school markets. The Company's multimedia educational software products are targeted primarily for children 2 to 14 years of age and are designed to teach basic and complex thinking skills and to stimulate children's creativity and imagination. The Company's products are designed to be engaging for children by utilizing open-ended, exploratory environments that emphasize learning activities, humorous characters and interesting settings and themes. Edmark has created multiple product families, consisting of the Early Learning family, the Thinkin' Things family, the Mighty Math family and the Imagination Express family. The Company also has one product, Strategy Challenges Collection 1, in what is expected to become a new product family, and the Company has also created KidDesk Family Edition, a graphical front end designed to make computer use easier for young children. The Company believes that by creating product families, it encourages brand name recognition and repeat purchases. The Company has 16 multimedia educational software titles. The Company's software products generally have retail prices that range from approximately $25 to $45.

The Company's products have won over 100 industry awards since the introduction of the Company's first multimedia educational software title in 1992. These awards include the 1992, 1993 and 1995 MacUser Magazine Editors' Choice Award for Best Children's Program, the Software Publishers Association's Excellence in Software Award for Best Early Education Program (1993, 1994 and 1996) and Best Educational Tool Program (1993 and 1994), the 1995 New Media INVISION Gold and Silver Awards for Best Elementary Education Product and numerous other awards from consumer and education publications and organizations. The Company believes that it has garnered industry and customer recognition because of its commitment to high quality, educationally innovative products that focus on teaching children critical thinking and learning skills.

The Company also publishes and markets a special education product line that includes the Edmark Reading Program family of products and the Company's TouchWindow products, relatively low-cost touch screens used in special education and early childhood programs. The Company's special education products are sold through a dealer network, catalogs and direct mail.

Sections of this report either contained herein or incorporated by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in any forward-looking statement as a result of either the risk factors interspersed, where applicable, in the underlying discussion or by other factors, including anticipation of growth of the educational software market, the competitive environment in the consumer software industry, consumer confidence levels and dependence on other products such as Windows 95.

The Company was incorporated in the state of Washington in July 1970. Its executive offices are located at 6727 185th Avenue, N.E., Redmond, Washington 98052 and its telephone number is (206) 556-8400.

INDUSTRY BACKGROUND

The market for educational software is relatively small, but growing. It is often described in two market segments: consumer and education. The Company competes in both of these segments. The factors driving the growth in the market include increasing numbers of young children, increasing penetration of personal computers into homes, expanding distribution channels for educational software, growth in consumer and educational publications featuring educational software, increasing interest from parents in supplementing children's education and increasing awareness of the potential of multimedia as an effective educational tool. Link Resources Inc. estimates that in 1995, 45% of households with children owned personal computers and that by 1998 the penetration of personal computers into households with children will rise to approximately 55%.

The Company believes that success in the home educational software market requires software companies to produce software that will appeal to both parents and children. This requires products to incorporate a strong educational component, which is appealing for parents, as well as engaging content that holds the interest of children. The Company believes that the combination of these elements is a key component for success in the home market.

The distribution channels for consumer educational software products have expanded significantly in recent years. Traditionally, these products were sold through specialty software stores. Today, these products are increasingly sold through these and other distribution channels, including computer superstores, consumer electronics stores, mass merchants, office supply, discount warehouse stores, toy stores and bookstores, among others. While the number of distribution outlets has increased, competition for retail shelf space and customer awareness has also increased due to growth in the numbers of products and publishers competing for that shelf space and awareness. The Company believes that, with the proliferation of software titles, retailers have begun to select products and companies with proven reputations or brand identity, making it more difficult for other publishers to gain shelf space.

The educational software industry also has been characterized over the last few years by a high degree of consolidation, which favors companies with greater resources than the Company. This consolidation has provided certain of the Company's competitors with increased financial resources, marketing power and distribution capabilities. Larger companies that offer a wide range of products also may find it easier to gain access to shelf space than smaller companies, such as the Company, and they are more able to proliferate product offerings, including bundles and suites for a single low price. This strategy is used to dominate shelf space and may tend to reduce shelf lives and prices for individual products. In addition, consolidation may tend to result in increased price competition for educational software products.

The market for educational software for schools is also expanding and changing rapidly. School sales of educational software are being driven by growth in penetration of computers into schools, upgrades of the installed base to new multimedia computers, increases in the number of teachers trained to incorporate technology-based products into their curriculum and changes in state and federal funding authorizations to encourage the use of technology-based instructional materials. The Company believes that distributors and vendors marketing to the educational software market in schools choose products on the basis of their educational content and the reputation of the publisher and its products among teachers and other educational professionals.

PRODUCTS

MULTIMEDIA EDUCATIONAL SOFTWARE PRODUCTS

The Company's multimedia educational software products are targeted primarily for children 2 to 14 years of age and are designed to teach basic and complex thinking skills and to stimulate children's creativity and imagination. Edmark has created multiple product families, consisting of the Early Learning family, the Thinkin' Things family, the Mighty Math family and the Imagination Express family. The Company also has one product, Strategy Challenges Collection 1, in what is expected to become a new product family, and the Company has also created KidDesk Family Edition, a graphical front end designed to make computer use easier for young children. The Company believes that by creating product families, it encourages brand name recognition and repeat purchases. The Company has 16 multimedia educational software titles. The Company's software products generally have retail prices that range from approximately $25 to $45.

The Company's products have won over 100 industry awards since the introduction of the Company's first multimedia educational software title in 1992. These awards include the 1992, 1993 and 1995 MacUser Magazine Editors' Choice Award for Best Children's Program, the Software Publishers Association's Excellence in Software Award for Best Early Education Program (1993, 1994 and 1996) and Best Educational Tool Program (1993 and 1994), the 1995 New Media INVISION Gold and Silver Awards for Best Elementary Education Product and numerous other awards from consumer and education publications and organizations. The Company believes that it has garnered industry and customer recognition because of its commitment to high quality, educationally innovative products that focus on teaching children critical thinking and learning skills. The Company's products are designed to be engaging for children by utilizing open ended, exploratory environments that emphasize learning activities, humorous characters and interesting settings and themes.

Currently, the Company's products are designed for Macintosh, Windows 95 and Windows 3.1 operating environments. The Company's line of Windows 95 products retain the capability to run under Windows 3.1 and take advantage of several Windows 95 features that make launching and using the programs easier and more intuitive for consumers. For example, the products contain AutoPlay, a feature that allows children to directly launch an application by simply inserting the CD-ROM into the CD-ROM drive.

The Company's existing products are set forth in the table below. No single multimedia educational software title accounted for more than 10% of net revenues in fiscal 1996.

                                             INITIAL
                                             RELEASE
PRODUCTS AND PRODUCT FAMILIES                 DATE           OPERATING ENVIRONMENT              MEDIA
- -----------------------------               ---------       -----------------------            -------
KidDesk Family Edition                        10/92          Mac, Windows 3.1,                 CD-ROM
                                                             Windows 95

Early Learning Family
    Millie's Math House                       10/92          Mac, Windows 95*                  CD-ROM
    Bailey's Book House                       6/93           Mac, Windows 95*                  CD-ROM
    Sammy's Science House                     6/94           Mac, Windows 95*                  CD-ROM
    Trudy's Time & Place House                9/95           Mac, Windows 95*                  CD-ROM
    Stanley's Sticker Stories                 6/96           Mac, Windows 3.1+                 CD-ROM

Thinkin' Things Family
    Thinkin' Things Collection 1              9/93           Mac, Windows 95*                  CD-ROM
    Thinkin' Things Collection 2              10/94          Mac, Windows 95*                  CD-ROM
    Thinkin' Things Collection 3              10/95          Mac, Windows 95*                  CD-ROM

Strategy Games Family
    Strategy Challenges Collection 1          11/95          Mac, Windows 95*                  CD-ROM

Mighty Math Family
    Carnival Countdown                        7/96           Mac, Windows 95*                  CD-ROM
    Number Heroes                             7/96           Mac, Windows 95*                  CD-ROM

Imagination Express Family
    Destination: Neighborhood                 11/94          Mac, Windows 3.1+                 CD-ROM
    Destination: Castle                       11/94          Mac, Windows 3.1+                 CD-ROM
    Destination: Rain Forest                  5/95           Mac, Windows 3.1+                 CD-ROM
    Destination: Ocean                        10/95          Mac, Windows 3.1+                 CD-ROM

    * Designed for Windows 95; compatible with Windows 3.1.
    +Runs on Windows 95 and Windows 3.1.

EARLY LEARNING FAMILY. Products in this family are designed for children 2 to 6 years of age. All instructions are spoken and accompanied by visual cues so nonreaders can explore the activities independently.

Millie's Math House, released in October 1992 and enhanced in August 1995, is an early math program designed to introduce and reinforce math skills. Through activities such as building bugs and creating patterns, children learn to count, name shapes, identify numbers and sets and develop sequencing skills. Millie's Math House has received 18 awards, including the 1993 Software Publishers Association Excellence in Software Award for Best Early Education Program and the 1992 MacUser Magazine Editors' Choice Award for Best Children's Program.

Bailey's Book House, released in June 1993 and enhanced in August 1995, is designed to introduce and reinforce a variety of early childhood language development and pre-reading curriculum skills. The program encourages children to learn letters, words, stories and rhyming. Bailey's Book House has received nine awards, including the 1994 Parent's Choice Award for Best Early Childhood Software.

Sammy's Science House, released in June 1994, is designed to encourage scientific exploration through five activities that develop observation, classification, comparison and problem-solving skills. Sammy's Science House has received nine awards, including the 1995 Family Channel Seal of Quality and the 1994 Parent's Choice Award for Software.

Trudy's Time & Place House, released in September 1995, is designed to encourage children to enjoy exploring geography and time. Children build time-telling skills; develop mapping and direction skills; and "travel" the world learning about continents, oceans and landmarks. Trudy's Time & Place House has received four awards, including the 1996 Software Publishers Association Excellence in Software Award for Best Early Education Program.

Stanley's Sticker Stories, released in June 1996, is designed to help children strengthen reading and writing skills, improve spelling and build creativity while they create their own animated storybooks featuring Millie, Bailey, Sammy, Trudy and their other Edmark pals from the Early Learning family products.

THINKIN' THINGS FAMILY. Products in this family are designed to encourage the development of essential thinking skills. This family currently consists of three titles:

Thinkin' Things Collection 1, released in September 1993, is a program designed to develop thinking skills essential for learning success for children four to eight years of age. Six activities are designed to enhance problem solving, creativity, critical thinking and memory skills. Children explore musical patterns and build memory skills, develop predictive and investigative skills, recognize relationships and build their understanding of rule formation. Thinkin' Things Collection 1 has received 21 awards including the 1995 Newsweek Editors' Choice Award, the 1994 Software Publishers Association Excellence in Software Awards for Best Early Education Program and the 1993 MacUser Magazine Editor's Choice Award for Best Children's Program.

Thinkin' Things Collection 2, released in October 1994, is a program with five activities designed to develop memory, creativity, spatial awareness and other higher thinking skills for children six to twelve years of age. The program introduces the concept of musical notation through symbol and sound relationships and introduces three-dimensional thinking with an activity that allows two-dimensional images to be displayed in three-dimensional format. Thinkin' Things Collection 2 has received nine awards, including the 1995 New Media INVISION Gold Award for Best Elementary Education Product.

Thinkin' Things Collection 3, released in October 1995, is a powerful set of tools and activities designed to help children seven to thirteen years of age analyze and synthesize information, strengthen inductive and deductive reasoning and examine and interpret information. Thinkin' Things Collection 3 has received five awards including the 1996 Software Publishers Association Excellence in Software Awards for Best Education Software Program.

STRATEGY CHALLENGES COLLECTION 1, released in November 1995, is the first product in what the Company expects will become a product family. This program is designed to develop problem-solving strategies centered around three classic games that are fun and easy to learn--Mancala, Nine Men's Morris and Go-Moku. The program also features interactive Strategy Coaches, Real-World Videos and multimedia Game Guides and is for children from eight to fourteen years of age. Strategy Challenges Collection 1 has received two awards including the 1996 FamilyPC FamilyTested Recommended Award.

MIGHTY MATH FAMILY. Edmark plans to release a comprehensive series of math products that will consist of a total of six titles for children from five to fourteen years of age. The programs are designed to teach both basic skills and the conceptual underpinnings of curriculm-based math subjects from addition and subtraction to algebra and geometry. The six titles will be broken out into three groups comprised of two titles each. Each group covers the complete math curriculum for that specific age range and skill level. The products will offer a deep amount of math content, including hundreds of comprehensive problem sets. These products are all being developed under the Harcourt strategic alliance. See "Harcourt Relationship." The first two titles in this series were released in July 1996, and the Company expects to release an additional three titles in fall 1996, with the final title to be released in late fiscal year 1997.

Mighty Math Carnival Countdown, released in July 1996, is a program designed to develop problem solving and logic, place value, addition and subtraction, sorting and classification and early multiplication and division skills. The program is the first of two products for children from five to seven years of age. The second product in this age range is expected to be released in fall 1996.

Mighty Math Number Heroes, released in July 1996, is a program designed to develop conceptual and thinking skills required for math success. The program features four activities that focus on the following skill areas: problem solving, addition and subtraction, multiplication and division, fractions, geometry and graphs and charts. The program is the first of two products for children from eight to ten years of age. The second product in this age range is expected to be released in fall 1996.

IMAGINATION EXPRESS FAMILY. Products in this family are designed to encourage the development of language arts skills through a variety of interactive story-making activities. These products utilize richly painted background scenes in a variety of settings together with music, sound effects and numerous stickers to allow children ages six to twelve to create their own multimedia stories. Imagination Express also utilizes a proprietary auto-sizing technology developed by Edmark, which enables children to manipulate characters within an environment and maintain true-to-life perspective. Imagination Express titles are available for personal computers on CD-ROM. Imagination Express has received 18 awards, including the 1995 Newsweek Editors' Choice Award and the 1995 New Media INVISION Silver Award for Best Elementary Education Product.

Destination: Neighborhood, released in November 1994, has photo-realistic characters and provides children with numerous tolls to create interactive stories, poems and journals describing their real and make-believe experiences.

Destination: Castle, released in November 1994, features a rich watercolor art style, and utilizes a medieval kingdom where knights, jesters and wild boars become actors and props in interactive stories. Also included is the Castle Fact Book, which is replete with information about the many colorful characters, objects and scenes found in this destination.

Destination: Rain Forest, released in May 1995, is based on a real Panamanian rain forest that features exotic plants, trees, waterfalls and native dwellings. This product also includes the Rain Forest Fact Book, which contains information about rain forest ecology, the indigenous Kuna Indian people and exotic animals native to the region.

Destination: Ocean, released in October 1995, features a marine learning destination. This product also includes the Ocean Fact Book, which contains information about marine life and the ocean environment.

KIDDESK FAMILY EDITION. KidDesk Family Edition, released in November 1993, is the successor to KidDesk, originally released in October 1992. KidDesk Family Edition is a graphical user interface designed to make computer use easier for young children. In addition, KidDesk Family Edition is a utility that allows parents and teachers to prevent young children from accessing areas of the hard disk that contain valuable programs or data. KidDesk Family Edition contains nine desk accessories for young children, including a calendar, a calculator, an analog and digital clock, a voice messaging system and other accessories. KidDesk was originally released for MS-DOS and Macintosh computers, although the MS-DOS version has been discontinued. KidDesk Family Edition was released for the Windows operating environment and incorporates several enhanced features, including voice mail and e-mail for family members as well as an electronic card file. KidDesk and KidDesk Family Edition have received 14 industry awards, including the Software Publishers Association Excellence in Software Awards for Best Educational Tool Program (1993 and 1994) and Best User Interface in a New Program (1993).

SCHOOL VERSIONS

All of the Company's multimedia educational software products are also available in school versions. The school versions, which are packaged in three-ring binders, include teacher guides with lesson plan ideas designed to integrate the software into the classroom activities. The school versions also include enhanced customer support and an extended guarantee. School versions are generally priced 20-30% above the consumer versions, but are available with volume discounts for site licenses and lab packs.

SPECIAL EDUCATION PRODUCTS

The Company also publishes and markets a special education product line, which includes the Edmark Reading Program family of products and the Company's TouchWindow products, relatively low-cost touch screens used in special education and early childhood programs. The Company's special education products are sold through a dealer network, catalogs and direct mail.

The Edmark Reading Program family of products is the largest and most established of the Company's special education print and software products. It is a beginning reading and language development program used with low-functioning special education students and in a variety of programs with learning disabled, English as a second language and other special needs populations. The program is available in both print and Apple II software versions. The various levels and versions of the Edmark Reading Program have suggested list prices from $350 to $500, and discounts are available on combination packages.

The TouchWindow product is a resistive membrane touch screen that attaches to computer monitors with velcro and plugs into standard computer ports, allowing the monitor to be used as a touch-sensitive input device. Touch access is one of the most direct ways to interact with the computer and is especially effective for some developmentally delayed, learning disabled and physically handicapped students. The TouchWindow product is available for Macintosh, Windows, MS-DOS and Apple II computers. All of the Company's software products and many of its distributed software products are TouchWindow-compatible. The TouchWindow products have suggested list prices from $275 to $335, and is primarily sold through a dealer network and the Company's catalog. The Company provides a one year warranty on its TouchWindow products.

DISTRIBUTED PRODUCTS

The Company distributes products developed and published by other companies to the special education market. These products include both print and software products designed to teach basic skills or provide a variety of test, assessment or skill-building activities.

PRODUCT DEVELOPMENT

The Company's products are purchased primarily by adults but are used by children. To appeal to the child, the product must be engaging and easy to use. The Company's research and development process involves substantial input at various stages of development from parents, teachers, other professional educators and children. Each product is tested for educational and developmental appropriateness, technical quality, compliance with product specifications, adherence to user interface standards and operability on a broad variety of hardware configurations.

The Company develops products using teams of Company employees experienced in education, programming, music, digitized speech, sound, graphics, quality assurance, marketing, finance and project management. The Company employs several educators with advanced degrees and several other employees with teaching credentials and teaching experience. Millie's Math House and Bailey's Book House were designed by an outside contract developer and developed using a com-bination of both internal and contract resources with project management, educational content, design control and other involvement and ownership by the Company. KidDesk Family Edition was designed internally and developed using both internal and contract resources. Except for these early products, all of the Company's multimedia software products have been designed and developed internally by the Company. The Company's internal development teams are often supplemented by outside technical and education professionals, designers, artists, engineers, authors and others on a contract basis.

The Company utilizes sophisticated technological tools and develops proprietary technologies to create interfaces and environments that enhance the educational experience. For example, the Company has developed a proprietary three-dimensional technology in the Thinkin' Things family to help children develop spatial awareness thinking skills, and a proprietary "auto-sizing" technology in the Imagination Express family to help children learn about visual perspective.

The Company's success is largely dependent on its ability to develop new products. The Company also depends on product upgrades and enhancements to lengthen the life cycle of its products. The development of new products and the incorporation of new technologies into its existing products may require greater development time and expense in the future than the Company has experienced to date. The Company has increased, and anticipates that it will continue to increase, the resources devoted to new product development. Also, the emergence of new technologies and increasing competition are expected to cause the Company to invest significantly more time and resources in establishing technological and market feasibility of its products.

In the past, the Company has experienced delays in the introduction of its products, and may experience such delays in the future. A significant delay in the introduction of a new product could adversely affect the success of the product and the Company's operating results. There can be no assurance that the Company will be able to introduce successful new products in the future, nor any assurance that products will be introduced on schedule.

The Company must manage its software development efforts to anticipate and adapt to changes in popular computer operating environments and other evolving technologies. The Company's multimedia educational software products are designed for use on Macintosh and Microsoft Windows operating environments. The Company will continue to evaluate other computer platforms and operating environments for its products as they may become available. There can be no assurance that the Company will be able to anticipate and adapt to changes in computer platforms and other evolving technologies in a timely manner.

Technological advances are providing opportunities for improvement in the sophistication, technical capability and performance of educational and other software products. The Company expects that these trends will result in increased demand for consumer software utilizing the sound, graphics and data capabilities of the latest hardware technology, and may also result in increased development costs, shorter life cycles and the need for increasingly sophisticated development teams and tools. There can be no assurance that the Company will be able to meet these demands in a competitive or cost-effective manner.


HARCOURT RELATIONSHIP

On December 15, 1994, the Company entered into a strategic alliance (the "Agreement") with Harcourt Brace School Publishers, a publisher in the educational market and a division of Harcourt Brace & Company, to develop new multimedia educational software products. Pursuant to the Agreement, Harcourt has agreed to co-fund the development of products in the Imagination Express family and in the Mighty Math family. However, Harcourt has the right to terminate the Agreement or to terminate its commitment to co-fund these products at any time, subject to payment of certain fees. If Harcourt chooses to exercise its termination rights, the Company's operating results would be adversely affected. Harcourt also has certain rights to distribute co-developed products to the school channel.

SALES AND MARKETING

The Company sells its software products in both the consumer and school markets and uses multiple channels of distribution, including distributors, specialty software stores, retail chains, computer superstores, mass merchants, discount warehouse stores, educational dealers, catalogs and direct mail. The Company has distribution relationships with several major independent software distributors, including ABCO, GT Interactive Software, Ingram, Navarre and Merisel. The Company also has direct selling relationships with several of the major computer and software retailing and dealer organizations in the United States, including Egghead Software. Sales are generally based on individual purchase orders submitted by customers or pursuant to distribution agreements that are generally terminable by the Company or the distributor on 30 days notice. Sales to the top customers represented 61%, 72% and 61% of the Company's net sales of its multimedia software products in the consumer market for fiscal 1994, 1995 and 1996, respectively. Sales to distribution accounts represented 80%, 72% and 69% of the Company's net sales of its multimedia software products in the consumer market for fiscal 1994, 1995 and 1996, respectively. Sales of the Company's products to Ingram accounted for 40% and 27% of the Company's consumer channel net sales in fiscal 1995 and 1996, respectively. The loss of, or significant reduction in sales volume attributable to, any of the Company's principal distributors or accounts sold through distributors or retailers could have a material adverse effect on the Company's business, operating results and financial condition.

The Company maintains a stock balancing policy that allows distributors and retailers to return products according to negotiated terms or pursuant to any promotional terms that may be in effect. The Company attempts to monitor and manage the volume of its sales to distributors and retailers to avoid their overstocking of the Company's products, but is not able to exercise significant control over such entities. The Company also accepts returns of defective, shelf-worn and damaged products at any time in accordance with negotiated terms. At the time of product shipment, the Company establishes allowances, including allowances for stock balancing, price protection and returns of defective, shelf-worn and damaged products, and for estimated potential future returns of products. Product returns that exceed the Company's allowances could materially adversely affect the Company's business and operating results. Furthermore, it may be difficult for the Company to accurately estimate allowances for products sold through new distribution channels, such as general mass merchandisers, with which the Company has limited past sales history or from which the Company receives little or no infomation regarding sales to end users.

The Company uses various marketing techniques designed to promote brand awareness and to support the sales efforts of its distributors and direct accounts. The Company promotes its products directly to teachers and consumers through public relations activities; presentations and exhibits at major trade shows, conferences and users group meetings; direct mailing of catalogs, brochures and product offerings and advertising in targeted publications. The Company supports the sales efforts of its distributors and direct accounts through sales support programs, the provision of market development and cooperative advertising funds, specific promotional efforts and in-store displays. The Company also licenses a limited number of its products to be bundled with products sold by hardware vendors.

The Company has an agreement with an Ireland-based company for manufacture and distribution of localized versions of the Company's multimedia educational software products for sales in western Europe and Japan. The agreement is renewable biannually. The Company also has an exclusive relationship for the distribution of its software products in Australia and New Zealand.

Products are generally shipped within three days of the time orders are received, and, accordingly, the Company has historically operated with little or no backlog. Because of the generally short cycle between order and shipment, the Company does not believe that its backlog as of any particular date is meaningful.

CUSTOMER AND TECHNICAL SUPPORT

The Company provides a variety of customer and technical support services to purchasers of its software products. End users are able to consult with support personnel regarding software use, hardware problems and peripheral needs. Support services are available via telephone, facsimile response and a variety of voice mail and online service options. The Company offers a 30-day unconditional guarantee for its consumer software products.

For all of its products sold to the school market, the Company provides a toll-free customer support service and access to trained educational professionals. The Company provides a variety of preview, sample and demonstration options and allows a teacher to preview a product and return it within 30 days if the product does not meet the teacher's needs. The Company's education products are sold with a variety of lesson plans, recordkeeping tools and other materials to support teachers.

COMPETITION

The educational software industry in which the Company operates is very competitive. Many competitors have substantially greater financial, technical, marketing and distribution resources than the Company. In the consumer market, the Company competes against a large number of companies of varying sizes and resources, including, but not limited to, Broderbund Software, Inc., Davidson & Associates, The Walt Disney Company, Maxis, Inc., GT Interactive Software, Inc., Microsoft Corporation, Sierra On-Line, Inc., and Softkey, as well as a number of other privately and publicly held companies. There is an increasing number of competitive products offered by a growing number of companies. Increased competition in the consumer market for educational software may result in a loss of retail shelf space, reduction in sell-through of the Company's products at retail stores, or additional price competition, any of which could have a material adverse effect on the Company's operating results. In the school market, the Company competes against many of these same companies and against other companies specializing in supplemental software and print products for the special education and early childhood market segments. Existing competitors may continue to broaden their product lines and potential competitors, including large computer or software manufacturers, entertainment companies and educational publishers, may enter or increase their focus on the educational market, resulting in greater competition for the Company.

The Company's TouchWindow product line competes with other touch-sensitive computer monitors and screens and other types of alternative input devices in the school market. Many of these products are offered by companies with greater resources than the Company. Management believes that companies with greater resources and economies of scale may seek to enter this market and provide substantial competition.

INTELLECTUAL PROPERTY

The Company regards its software and other education products as proprietary and relies primarily on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other methods to protect its proprietary rights. The Company does not have any patents or patent applications pending with respect to any of its products. The Company does not include any mechanisms to prevent or inhibit unauthorized copying, nor does the Company currently rely on "shrink-wrap" licenses that restrict copying and use of its software products. The Company is aware that unauthorized copying occurs within the software industry, and if a significant amount of unauthorized copying of the Company's products were to occur, the Company's business, financial condition and operating results could be adversely affected. As the number of software products in the industry increases and the functionality of these products further overlaps, software developers may increasingly become subject to infringement claims. Although there are currently no infringement claims against the Company, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products or that any such assertion will not require the Company to enter into royalty arrangements or costly litigation.

As the Company continues to introduce new products and to incorporate new technologies, it anticipates that some of its products may be subject to licenses of proprietary rights from third parties, which may include royalty arrangements.

PRODUCTION

For each software product, the Company prepares master software disks, user manuals and packaging. Disks are acquired in large quantities from various sources. User manuals are printed and related materials are manufactured to the Company's specifications by third parties. Completed packages are assembled by the Company or third parties. The Company utilizes the services of third party manufacturers for disk duplication and product assembly. To date, the Company has not experienced any material difficulties or delays in the manufacture or assembly of its products or any material number of returns due to product defects.

The Company contracts with a range of suppliers to print and supply components for software and print products. The Company utilizes a competitive bid process to purchase these product parts and orders components of its special education print products in quantities that minimize per unit costs. The Company orders sufficient quantities of distributed products to maintain between a 30-day and 60-day inventory of each product.

The Company assembles the TouchWindow on its premises. Most of the components are available from several suppliers and are sourced through a competitive bid process. The acrylic membrane panel for the TouchWindow is obtained from one supplier. Several alternative suppliers are available to supply the membrane panel, but the lead time to add suppliers for this component is four to six months. The Company generally maintains higher inventory levels of this component to minimize the supply risk.

EMPLOYEES

As of June 30, 1996, the Company had 209 full-time employees. Of these, 116 were primarily engaged in product development, 64 in sales and marketing and customer support, 13 in manufacturing and shipping, and 16 in finance and administration. None of the Company's employees are represented by a labor union. The Company believes its relationships with its employees are good.

The Company's future success greatly depends on the continued services of its key product development, technical, marketing, sales and management personnel, and its ability to continue to attract, motivate and retain highly qualified employees. In particular, the Company is highly dependent upon the management services of Sally G. Narodick, Chairman and Chief Executive Officer, and upon the product development services of Donna G. Stanger, Vice President -- Product Development. The Company does not have key person life insurance covering any of its personnel. The Company's key personnel may voluntarily terminate their employment with the Company at any time. Competition for such employees is intense and the process of locating key technical, product development and management personnel with the combination of skills and attributes required to execute the Company's strategy is often lengthy. Accordingly, the loss of services of key personnel or an inabiltiy to attract additional personnel as needed could have a material adverse effect upon the Company. For example, in May 1996, the Company's Vice President -- Marketing resigned and this position is currently unfilled. A key position within the Company's senior management team, the Vice President -- Marketing is responsible for the overall market positioning and distribution strategies for the Company's multimedia products in the consumer channel. There can be no assurance that the Company will be able to recruit a qualified individual for this position in a timely manner.

ITEM 2. PROPERTIES

The Company's facilities in Redmond, Washington, include 92,600 square feet consisting of approximately 70,100 square feet of office space and 17,500 square feet of manufacturing and warehouse space. The leases for these facilities, representing four locations, expire at various dates from May 1998 to November 1998, and the Company has options to renew each of the leases for three years at the then-prevailing market rates.

ITEM 3. LEGAL PROCEEDINGS

Power Industries, Inc., v. Edmark Corporation, described in Part II of Item 1 of the Company's Forms 10-Q for the quarters ended December 31, 1995, and March 31, 1996, was settled on August 9, 1996, for an insignificant amount. The complaint in that lawsuit alleged that the Company's use of Imagination Express as a product name infringed a trademark of Power Industries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information contained in the "Corporate Information" section of the Company's 1996 Annual Report to Shareholders, a portion of which section is included in
Exhibit 13.1 hereto.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this Item is incorporated herein by reference to the information contained in the "Selected Financial Data" section of the Company's 1996 Annual Report to Shareholders, which section is included in Exhibit 13.1 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated herein by reference to the information contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's 1996 Annual Report to Shareholders, which section is included in Exhibit 13.1 hereto.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The information required by this Item is incorporated herein by reference to the "Financial Statements" section of the Company's 1996 Annual Report to Shareholders, which section is included in Exhibit 13.1 hereto.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the information contained in the "Executive Officers of the Company" and "Election of Directors" section of the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information contained in the "Executive Compensation" section of the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the information contained in "Security Ownership of Certain Beneficial Owners and Management" section of the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The Company's Annual Report to Shareholders for the year ended June 30, 1996 and the 1996 definitive proxy materials, which will be filed supplementally to this report, are not being filed as part of this report.

A.   Financial Statements and Financial Statement Schedules:

         1. Financial Statements (The financial statements listed below are incorporated herein by reference to the Company's 1996 Annual Report to Shareholders, which statements are included in Exhibit
             13.1 hereto.):
                Independent Auditors' Report
                Balance Sheets as of June 30, 1996, and 1995
                Statements of Operations for the years ended June 30, 1996, 1995 and 1994
                Statements of Shareholders' Equity for the years ended June 30, 1996, 1995 and 1994
                Statements of Cash Flows for the years ended June 30, 1996, 1995 and 1994
                Notes to Financial Statements

         2.  Financial Statement Schedules:
                Independent Auditors' Report
                Schedule VIII -- Valuation and Qualifying Accounts

All other schedules are omitted because they are not required or because the information is presented in the financial statements or notes thereto.

B.   Reports on Form 8-K:
     There were no reports on Form 8-K filed during the fourth quarter ended June 30, 1996.

C.   Exhibits:
     Exhibits required by Item 601 of Regulation S-L.

Exhibit Number                                          Description
- ------------------------------------------------------------------------------------------------

       3.1              Restated Articles of Incorporation (incorporated by reference to Form
                        10-Q for the quarter ended December 31, 1996)

       3.2              Bylaws (as amended November 29, 1995)(incorporated by reference to
                        Form 10-Q for the quarter ended December 31, 1995)

       4.1              Specimen of Common Stock Certificate (incorporated by reference to
                        Form 10-K for the year ended June 30, 1993)

       4.2              Shareholder Rights Agreement (incorporated by reference to Form 10-Q for the quarter ended December 31, 1995)

       10.1             Edmark Corporation Stock Option Plan (restated as of July 14, 1995)
                        (incorporated by reference to Form S-8, Registration No. 33-64825)

       10.2             Lease between Therriault-Fleck and Edmark Corporation dated
                        March 21, 1991 (incorporated by reference to Form 10 filed June 7, 1991)

       10.3             Redmond East Business Campus Lease (incorporated by reference to
                        Form 10-K for the year ended June 30, 1993)

       10.4             Narrative Description of the Management Incentive Awards Programs
                        of Edmark Corporation (incorporated by reference to Form 10-K for the year ended June 30, 1993)

       10.5             Directors' Stock Option Agreement for each of Allan Epstein,
                        Harvey N. Gillis, Allen Glenn, R. Alex Polson and W. Hunter Simpson
                        (incorporated by reference to Form 10-K for the year ended
                        June 30, 1992)

       10.6             1995 Non-Employee Directors' Stock Option Plan (incorporated by reference to Form S-8, Registration No. 33-64823)

       13.1             Portions of Edmark Corporation Annual Report to Security-Holders
                        for the year ended June 30, 1996 incorporated by reference herein filed herewith

       23.1             Consent and Report of KPMG Peat Marwick LLP filed herewith

       27.1             Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Edmark Corporation
                                            (Registrant)

August 30, 1996                             By: /s/ SALLY G.NARODICK
                                               ---------------------------------

                                            Sally G. Narodick
                                            Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         Signature                              Title                                      Date

   /s/ SALLY G.NARODICK             Chairman, Chief Executive                         August 30, 1996
- ------------------------------      Officer and Director
     Sally G. Narodick

     /s/ PAUL N. BIALEK             Vice President -- Finance and                     August 30, 1996
- ------------------------------      Administration, Chief Financial
      Paul N. Bialek                Officer, Treasurer and Secretary
                                    (Principal Accounting and Financial Officer)


   /s/ FRANCES M. CONLEY                       Director                               August 30, 1996
- ------------------------------
     Frances M. Conley

     /s/ ALLAN EPSTEIN                         Director                               August 30, 1996
- ------------------------------
       Allan Epstein

    /s/ HARVEY N.GILLIS                        Director                               August 30, 1996
- ------------------------------
     Harvey N. Gillis
                                               Director                               August 30, 1996

- ------------------------------
        Allen Glenn

  /s/ DOUGLAS J. MACKENZIE                     Director                               August 30, 1996
- ------------------------------
   Douglas J. Mackenzie

      /s/ TIMOTHY MOTT                         Director                               August 30, 1996
- ------------------------------
       Timothy Mott

    /s/ W. HUNTER SIMPSON                      Director                               August 30, 1996
- ------------------------------
     W. Hunter Simpson

   /s/ RICHARD S. THORP                        Director                               August 30, 1996
- ------------------------------
     Richard S. Thorp