Form 10-Q
period 1996-09-30
EDMARK CORP
filed 1996-10-31
CIK 777249

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For The Quarter Ended September 30, 1996

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


As of October 28, 1996 there were 6,632,111 shares outstanding of the Registrant's Common Stock, no par value.

                     Page 1 of       Sequentially numbered pages.

                               EDMARK CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                                                   Page
                                                                                                  Number
                                                                                                  ------
PART 1 - FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Balance Sheets - September 30, 1996
             (unaudited) and June 30, 1996                                                            3-4

              Condensed Statements of Operations (unaudited) -
              Three Months Ended September 30, 1996 and 1995                                            5

              Condensed Statements of Cash Flows (unaudited) -
              Three Months Ended September 30, 1996 and 1995                                            6

              Notes to Condensed Financial Statements                                                   7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                    8-11

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings                                                                        12

Item 2.       Changes in Securities                                                                    12

Item 3.       Defaults Upon Senior Securities                                                          12

Item 4.       Submission of Matters to a Vote of Security Holders                                      12

Item 5.       Other Information                                                                        12

Item 6.       Exhibits and Reports on Form 8-K                                                         12

SIGNATURES                                                                                             13

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                               EDMARK CORPORATION

                            Condensed Balance Sheets

                                                               September 30,       June 30,
                             Assets                                1996              1996
                             ------                            -------------      ---------
                                                                (unaudited)
Current Assets:
     Cash and short-term investments                         $ 24,726,622          25,838,795
     Trade accounts receivable, net of allowances
       for doubtful accounts and sales returns of
       $1,222,572 at September 30, 1996 and $1,524,059
       at June 30, 1996                                         5,053,341           3,828,788
     Inventories                                                1,502,843           1,663,402
     Refundable Federal income taxes                              792,247             475,403
     Deferred Federal income taxes                              1,057,491           1,057,491
     Prepaid expenses and other
       current assets                                             532,372             549,391
                                                             ------------        ------------
                 Total current assets                          33,664,916          33,413,270
                                                             ------------        ------------

Equipment and leasehold improvements, at cost                   5,609,994           5,479,361
     Less accumulated depreciation
       and amortization                                        (2,755,673)         (2,442,204)
                                                             ------------        ------------
                 Net equipment and
                    leasehold improvements                      2,854,321           3,037,157

Long-term marketable securities                                 6,853,634           6,957,798
                                                             ------------        ------------

                                                             $ 43,372,871          43,408,225
                                                             ============        ============


See accompanying notes to condensed financial statements.

                               EDMARK CORPORATION

                            Condensed Balance Sheets
                                   (Continued)

                                             September 30,     June 30,
                                                 1996            1996
                                             -------------     --------
                                              (unaudited)
Liabilities and Shareholders' Equity

Current  Liabilities:
     Trade accounts payable                $   566,623           720,621
     Accrued liabilities                     2,979,453         2,196,594
                                           -----------       -----------
         Total current liabilities           3,546,076         2,917,215
                                           -----------       -----------

Shareholders' Equity:
     Common stock, no par value             37,773,241        37,752,801
     Retained earnings                       2,053,554         2,738,209
                                           -----------       -----------
         Total shareholders' equity         39,826,795        40,491,010
                                           -----------       -----------

                                           $43,372,871        43,408,225
                                           ===========       ===========




See accompanying notes to condensed financial statements.

                               EDMARK CORPORATION

                       Condensed Statements of Operations
                                   (unaudited)

                                                   Three Months
                                               Ended September 30,
                                               -------------------
                                             1996              1995
                                             ----              ----
Net revenues                              6,770,741          6,931,826

Cost of revenues                          1,550,697          1,665,701
                                        -----------        -----------
         Gross profit                     5,220,044          5,266,125
                                        -----------        -----------
Operating expenses:
     Sales and marketing                  3,557,828          2,481,407
     General and administrative             883,387            630,376
     Research and development             2,162,908          2,040,276
                                        -----------        -----------
         Total operating expenses         6,604,123          5,152,059
                                        -----------        -----------

         Operating income (loss)         (1,384,079)           114,066

Interest income                             338,140            208,839
                                        -----------        -----------

         Earnings (loss) before
            income taxes                 (1,045,939)           322,905

Income tax expense (benefit)               (361,367)            81,266
                                        -----------        -----------

         Net earnings (loss)            $  (684,572)           241,639
                                        ===========        ===========

Net earnings (loss) per share           $     (0.10)              0.03
                                        ===========        ===========

Weighted average number
   of shares outstanding                  6,627,797          7,203,997
                                        ===========        ===========



See accompanying notes to condensed financial statements.

                               EDMARK CORPORATION

                       Condensed Statements of Cash Flows
                                   (unaudited)

                                                                   Three Months Ended
                                                                       September 30,
                                                            ---------------------------------
                                                                1996                  1995
                                                            ------------        -------------
Net cash used in operating activities                       $ (1,106,144)           (799,312)
                                                            ------------        ------------

Cash flows from investing activities:
     Decrease (increase) in marketable securities             (1,671,021)          3,419,565
     Purchase of equipment and leasehold improvements           (130,633)           (555,716)
                                                            ------------        ------------

                  Net cash provided by (used in)
                    investing activities                      (1,801,654)          2,863,849
                                                            ------------        ------------

Cash flows from financing activities - net
     proceeds from sale of common stock and
     exercise of stock options and stock warrants                 20,440          23,152,980
                                                            ------------        ------------

                  Net increase (decrease) in cash and
                    cash equivalents                          (2,887,358)         25,217,517

Cash and cash equivalents at beginning of period               8,858,704           4,028,632
                                                            ------------        ------------

Cash and cash equivalents at end of period                     5,971,346          29,246,149

Short-term investments                                        18,755,276             756,078
                                                            ------------        ------------

     Cash and short-term investments at end of period       $ 24,726,622          30,002,227
                                                            ============        ============






See accompanying notes to condensed financial statements.

                               EDMARK CORPORATION

                     Notes to Condensed Financial Statements

(1)      BASIS OF PRESENTATION

         The unaudited condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1996 Annual Report to Shareholders.

         The information furnished reflects, in the opinion of management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented.

(2)      RECLASSIFICATIONS

         Certain reclassifications have been made in the fiscal year 1996 financial statements in order for them to conform to the fiscal year 1997 presentation.

(3)      INVENTORIES

         Inventories consist of the following:

                      September 30,      June 30,
                          1996             1996
                      -------------     ----------
                       (unaudited)
Work in Process       $  605,890          821,977
Finished Goods           896,953          841,425
                      ----------       ----------
                      $1,502,843        1,663,402
                      ==========       ==========


(4)      EARNINGS (LOSS) PER SHARE

         Per share information is based on the weighted average number of common shares and common share equivalents outstanding during each period presented. When dilutive, common stock equivalents are calculated using the treasury stock method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The following information should be read in conjunction with the financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in Edmark Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 1996. This analysis has been prepared pursuant to the applicable rules and regulations of the Securities and Exchange Commission and is not intended to serve as a basis for projections of future events. The following contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part I of the Edmark Corporation Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

On September 9, 1996, the Company announced that its Chairman and Chief Executive Officer, Sally Narodick, resigned her executive positions. Mrs. Narodick will, however, continue as a member of the Company's Board of Directors. The Company also announced that Donna Stanger, Vice President - Product Development, has assumed the duties of Chief Executive Officer on an interim basis and that Frances Conley, a Director of the Company since 1991 and a principal of Roanoke Capital, Ltd., will serve as Chair of the Board of Directors. The Company is actively conducting a search for a permanent CEO. Also, in May 1996, the Company's Vice President - Marketing resigned and this position remains unfilled. There can be no assurance that the Company will be able to recruit qualified individuals for these key senior management positions in a timely manner nor can there be any assurance that operating results will not be adversely impacted during the time these positions remain unfilled.

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

RESULTS OF OPERATIONS

Net Revenues
Net revenues were comprised of the following ($000s):

                                                Three Months Ended
                                                   September 30,
                                                   -------------
                                          1996         1995        Change
                                         ------       ------       ------
     Multimedia software products:
        Consumer channel                 $2,839        3,801          (25%)
        Education channel                 1,747          795          120%
                                         ------       ------
          Subtotal                        4,586        4,596            0%
     Special education products           1,635        1,772           (8%)
     Other                                  550          564           (2%)
                                         ------       ------
          Total                          $6,771        6,932           (2%)
                                         ======       ======

The decrease in consumer channel sales when compared to the comparable prior year period is due primarily to lower reorder rates for the Company's products and reductions in the number of retail outlets carrying the Company's products. A significant majority of the Company's consumer channel product sales are derived from CD-ROM product. At the time of product shipment, the Company establishes allowances for stock balancing, including stock balancing, price protection and returns of defective, shelf-worn and damaged products, and for estimated potential future returns of products. Actual product returns during the current quarter amounted to $1,366,000, and the Company's allowance for sales returns at September 30, 1996, was $1,129,000.

The increase in sales of multimedia software products in the education channel is due primarily to an increase in the number of products available and expanded distribution in the education market.

The Company expects sales of its special education products will decline over time, reflecting the Company's strategic emphasis on its multimedia software products.

The Company recognized $550,000 of research and development co-funding revenue during the quarter related to its strategic alliance with Harcourt Brace School Publishers.

Cost of Revenues

Cost of revenues was $1,551,000 in the current quarter, a decrease of 7% from $1,666,000 in the year ago quarter, and decreased as a percentage of net revenues to 23% from 24%. Excluding revenues under the Harcourt Agreement, cost of revenues was 25% in the current quarter compared to 26% in the comparable prior year period. The decrease as a percentage of net revenues was primarily due to the relative mix of revenue shifting to products with higher gross profit margins. Costs associated with revenue recognized under the strategic alliance with Harcourt are included with research and development expense.

Operating Expenses

Sales and marketing expenses were $3,558,000 in the current quarter, an increase of 43% from $2,481,000 in the year ago quarter, and increased as a percentage of net revenues to 53% from 36%. The expense increase was primarily due to increased costs associated with sales of the Company's line of multimedia educational software products. A significant portion of the Company's sales and marketing expense is relatively fixed, and planned expenditures in the quarter were based on sales forecasts. The increase as a percentage of net revenues reflects both greater costs in the retail channel and lower than planned sales in the consumer channel.

General and administrative expenses were $883,000 in the current quarter, an increase of 40% from $630,000 in the year ago quarter, and increased as a percentage of net revenues to 13% from 9%. The current quarter includes cost of approximately $285,000 related to an uncollectible receivable from a distributor of the Company's products which filed for bankruptcy protection and costs related to changes in senior management of the Company.

Research and development expenses were $2,163,000 in the current quarter, an increase of 6% from $2,040,000 in the year ago quarter, and increased as a percentage of net revenues to 32% from 29%. The increase in research and development expenses was primarily attributable to costs associated with continued expansion of the Company's line of multimedia software products. Salaries and related costs represent a substantial portion of this expense increase.

Income Taxes

Income taxes amounted to a benefit of $361,000 in the current quarter compared to an expense of $81,000 in the year ago quarter. The Company's effective tax rate for the quarter differed from the statutory rate due to the effect of tax exempt interest income.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996, the Company had cash and short and long-term investments in marketable securities of $31.6 million and working capital of $30.1 million.

The Company uses its working capital to finance ongoing operations, to fund the development and introduction of new products and to acquire capital equipment. During the quarter ended September 30, 1996, the Company's operating activities used cash of $1.1 million, and the Company invested $131,000 in equipment and leasehold improvements.

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

         Not Applicable

Item 5 - Other Information

         Not Applicable

Item 6 - Exhibits and Reports on Form 8-K

         a)     Exhibits

                       Exhibit
                       Number                     Description
                       ------                     -----------
                         3.2          Bylaws (as amended September 9, 1996)
                         27           Financial Data Schedule

         b)     Reports on Form 8-K

                      The Company filed a report on Form 8-K on September 11, 1996, relating to the resignation of Sally G. Narodick as the Company's Chairman and Chief Executive Officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Edmark Corporation

                                  (Registrant)

Date

October 28, 1996                            /s/Donna G. Stanger
                                            ------------------------------------
                                            Donna G. Stanger
                                            Vice President - Product Development
                                            and Interim Chief Executive Officer




October 28, 1996                            /s/Paul Bialek
                                            ------------------------------------
                                            Paul N. Bialek
                                            Vice President - Finance and
                                            Administration and Chief Financial
                                            Officer
                                            (Principal Accounting and Financial
                                            Officer)